Form 10-K
period 2020-12-31
Wells Fargo Commercial Mortgage Trust 2019-C51
filed 2021-03-19
CIK 1776721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

UBS AG, acting through its branch located at 1285 Avenue of the Americas, New York, New York

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Nova Place  Mortgage Loan, the El Con Center Mortgage Loan, the Shetland Park Mortgage Loan, the 450-460 Park Avenue South Mortgage Loan and the ExchangeRight Net Leased Portfolio #27 Mortgage Loan, which constituted approximately 9.7%, 6.2%, 6.2%, 6.2% and 5.6%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Nova Place  Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the El Con Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Shetland Park Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the 450-460 Park Avenue South Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (e) with respect to the ExchangeRight Net Leased Portfolio #27 Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Nova Place  Mortgage Loan, the El Con Center Mortgage Loan, the Shetland Park Mortgage Loan, the 450-460 Park Avenue South Mortgage Loan and the ExchangeRight Net Leased Portfolio #27 Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Patuxent Crossing Mortgage Loan and the Wolverine Portfolio Mortgage Loan, which constituted approximately 2.3% and 0.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Patuxent Crossing Mortgage Loan and the Wolverine Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Patuxent Crossing Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity or (b) with respect to the Wolverine Portfolio Mortgage Loan, eight other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the BBCMS Mortgage Trust 2019-C3 transaction, Commission File Number 333-226850-02 (the “BBCMS 2019-C3 Transaction”). These loan combinations, including the Patuxent Crossing Mortgage Loan and the Wolverine Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2019-C3 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the CIRE Equity Retail & Industrial Portfolio Mortgage Loan, which constituted approximately 3.0% of the asset pool of the issuing entity as of its cut-off date.  The CIRE Equity Retail & Industrial Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the CIRE Equity Retail & Industrial Portfolio Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. This loan combination, including the CIRE Equity Retail & Industrial Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the CIRE Equity Retail & Industrial Portfolio  loan combination in the Benchmark 2019-B12 Mortgage Trust transaction, Commission File Number 333-228597-01 (the “Benchmark 2019-B12 Transaction”).  After the closing of the Benchmark 2019-B12 Transaction on August 8, 2019, this loan combination, including the CIRE Equity Retail & Industrial Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2019-B12 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 188 Spear Street Mortgage Loan, The Chantilly Office Portfolio Mortgage Loan, the Patuxent Crossing Mortgage Loan, the Hilton at University Place Mortgage Loan and the Wolverine Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer and special servicer of the Patuxent Crossing Mortgage Loan, the CIRE Equity Retail & Industrial Portfolio Mortgage Loan and the Wolverine Portfolio Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Midland Loan Services, a Division of PNC Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Midland Loan Services, a Division of PNC Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Midland Loan Services, a Division of PNC Bank, National Association because Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets.

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

Wilmington Trust, National Association acts as trustee of  the mortgage loans serviced under the Pooling and Servicing Agreement, the Hilton at University Place Mortgage Loan, the CIRE Equity Retail & Industrial Portfolio Mortgage Loan, the 188 Spear Street Mortgage Loan and The Chantilly Office Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the WFCM 2019-C50 Transaction, the pooling and servicing agreement for the Benchmark 2019-B12 Transaction, the pooling and servicing agreement for the BBCMS 2019-C4 Transaction and the pooling and servicing agreement for the UBS 2019-C17 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of  the mortgage loans serviced under the Pooling and Servicing Agreement, the Hilton at University Place Mortgage Loan, the CIRE Equity Retail & Industrial Portfolio Mortgage Loan, the 188 Spear Street Mortgage Loan and The Chantilly Office Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Hilton at University Place Mortgage Loan, the Patuxent Crossing Mortgage Loan, the Wolverine Portfolio Mortgage Loan, the 188 Spear Street Mortgage Loan, The Chantilly Office Portfolio Mortgage Loan and the CIRE Equity Retail & Industrial Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Patuxent Crossing Mortgage Loan, the Wolverine Portfolio Mortgage Loan and the CIRE Equity Retail & Industrial Portfolio Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Citibank, N.A. as custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Patuxent Crossing Mortgage Loan, the CIRE Equity Retail & Industrial Portfolio Mortgage Loan and the Wolverine Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian, and U.S. Bank National Association, as servicing function participant.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.   U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.   On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action. U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.   U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action. U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the CIRE Equity Retail & Industrial Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B12 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2019-B12 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2019-B12 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer

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

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Nova Place  Mortgage Loan (see Exhibit 33.1)

33.10       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Nova Place  Mortgage Loan (see Exhibit 33.2)

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

33.13       Pentalpha Surveillance LLC, as Operating Advisor of the Nova Place  Mortgage Loan (see Exhibit 33.6)

33.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Nova Place  Mortgage Loan (see Exhibit 33.7)

33.15       National Tax Search, LLC, as Servicing Function Participant of the Nova Place  Mortgage Loan (see Exhibit 33.8)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 33.1)

33.17       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 33.2)

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

33.22       National Tax Search, LLC, as Servicing Function Participant of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 33.8)

33.23       Wells Fargo Bank, National Association, as Primary Servicer of the El Con Center Mortgage Loan (see Exhibit 33.1)

33.24       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the El Con Center Mortgage Loan (see Exhibit 33.2)

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

33.27       Pentalpha Surveillance LLC, as Operating Advisor of the El Con Center Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the El Con Center Mortgage Loan (see Exhibit 33.7)

33.29       National Tax Search, LLC, as Servicing Function Participant of the El Con Center Mortgage Loan (see Exhibit 33.8)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the Shetland Park Mortgage Loan (see Exhibit 33.1)

33.31       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Shetland Park Mortgage Loan (see Exhibit 33.2)

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

33.34       Pentalpha Surveillance LLC, as Operating Advisor of the Shetland Park Mortgage Loan (see Exhibit 33.6)

33.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shetland Park Mortgage Loan (see Exhibit 33.7)

33.36       National Tax Search, LLC, as Servicing Function Participant of the Shetland Park Mortgage Loan (see Exhibit 33.8)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #27 Mortgage Loan (see Exhibit 33.1)

33.38       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the ExchangeRight Net Leased Portfolio #27 Mortgage Loan (see Exhibit 33.2)

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

33.53       Wells Fargo Bank, National Association, as Trustee of the Patuxent Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the Patuxent Crossing Mortgage Loan (see Exhibit 33.5)

33.55       Pentalpha Surveillance LLC, as Operating Advisor of the Patuxent Crossing Mortgage Loan (see Exhibit 33.6)

33.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 33.51)

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

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer

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

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Nova Place  Mortgage Loan (see Exhibit 34.1)

34.10       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Nova Place  Mortgage Loan (see Exhibit 34.2)

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

34.13       Pentalpha Surveillance LLC, as Operating Advisor of the Nova Place  Mortgage Loan (see Exhibit 34.6)

34.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Nova Place  Mortgage Loan (see Exhibit 34.7)

34.15       National Tax Search, LLC, as Servicing Function Participant of the Nova Place  Mortgage Loan (see Exhibit 34.8)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 34.1)

34.17       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 34.2)

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

34.22       National Tax Search, LLC, as Servicing Function Participant of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 34.8)

34.23       Wells Fargo Bank, National Association, as Primary Servicer of the El Con Center Mortgage Loan (see Exhibit 34.1)

34.24       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the El Con Center Mortgage Loan (see Exhibit 34.2)

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

34.27       Pentalpha Surveillance LLC, as Operating Advisor of the El Con Center Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the El Con Center Mortgage Loan (see Exhibit 34.7)

34.29       National Tax Search, LLC, as Servicing Function Participant of the El Con Center Mortgage Loan (see Exhibit 34.8)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the Shetland Park Mortgage Loan (see Exhibit 34.1)

34.31       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Shetland Park Mortgage Loan (see Exhibit 34.2)

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

34.34       Pentalpha Surveillance LLC, as Operating Advisor of the Shetland Park Mortgage Loan (see Exhibit 34.6)

34.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shetland Park Mortgage Loan (see Exhibit 34.7)

34.36       National Tax Search, LLC, as Servicing Function Participant of the Shetland Park Mortgage Loan (see Exhibit 34.8)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #27 Mortgage Loan (see Exhibit 34.1)

34.38       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the ExchangeRight Net Leased Portfolio #27 Mortgage Loan (see Exhibit 34.2)

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

34.53       Wells Fargo Bank, National Association, as Trustee of the Patuxent Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the Patuxent Crossing Mortgage Loan (see Exhibit 34.5)

34.55       Pentalpha Surveillance LLC, as Operating Advisor of the Patuxent Crossing Mortgage Loan (see Exhibit 34.6)

34.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (see Exhibit 34.51)

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

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Nova Place  Mortgage Loan (see Exhibit 35.1)

35.5         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Nova Place  Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 35.1)

35.7         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 450-460 Park Avenue South Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the El Con Center Mortgage Loan (see Exhibit 35.1)

35.9         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the El Con Center Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Shetland Park Mortgage Loan (see Exhibit 35.1)

35.11       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Shetland Park Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #27 Mortgage Loan (see Exhibit 35.1)

35.13       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the ExchangeRight Net Leased Portfolio #27 Mortgage Loan (see Exhibit 35.2)

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

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolverine Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 19, 2021